Form 10QSB
period 1999-09-30
INFECTECH INC
filed 1999-11-24
CIK 1030065

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549
                           FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended September 30, 1999

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT
      For the transition period               to
                                ----------       ----------

                 Commission file number - 000-26423

                   INFECTECH, INC.
Exact name of Registrant as specified in its charter)

          DELAWARE                                      34-1760019
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                      Identification
                                                       Number)

Suite Two, 87 Stambaugh Avenue, Sharon, PA             16146
(Address of principal executive offices)             (Zip Code)

                      (724) 346-1302
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.

Yes    x      No
    ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

                6,480,784 Shares of Common Stock ($.02 par value)
                               (Title of Class)


Transitional Small Business Disclosure Format (check one):
    Yes           No    x
       -------       -------

                        Infectech, Inc.


PART I:      Financial Information

                     ITEM 1 - Financial statements

                     ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART II:      Other Information

                     ITEM 6 - Exhibits and Reports on Form 8-K

                           PART I

Item 1. Financial Statements:

         Infectech, Inc.
     Balance Sheet - (Unaudited)
     As of September 30, 1999

         ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      81,466
  Due from Employee                                 291
                                                -------
     TOTAL CURRENT ASSETS                        81,757

EQUIPMENT
  Medical equipment                              45,367
  Office equipment                                  600
    Less aaccumulated depreciation              (20,872)
                                               --------
      NET EQUIPMENT                              25,095

OTHER ASSETS
  Patent costs                                  652,188
  Less accumulated amortization                (110,438)
                                                -------
     Net Patent Costs                           541,750
                                                -------
  Organization costs                              2,841
  Less accumulated amortization                  (2,841)
                                                -------

    Net Organization Costs                            0
  Trademarks                                      8,343
  Security deposits                               1,430
                                                -------
    TOTAL OTHER ASSETS                          551,523
                                                -------

  TOTAL ASSETS                                  658,375
                                                =======

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable                               28,413
  Accrued expenses                                5,380
                                                -------
    TOTAL CURRENT LIABILITIES                    33,793

LONG-TERM DEBT                                        0

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - $.02 par value
    Authorized 20,000,000 shares issued and
      outstanding 6,480,784                     129,616
  Additional paid-in capital                  1,981,208
  Deficit accumulated during the development
      stage                                  (1,486,242)
                                              ---------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)      624,582
                                              ---------
  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                            658,375
                                              =========

          Infectech, Inc.
       Statement of Operations
            (Unaudited)
  For the Nine Months Ended September 30, 1999 and the Nine Months Ended September 30, 1998

                                              For the                   For the
                                         Three Months Ended         Three Months Ended
                                         September 30, 1999        September 30, 1998
OPERATING INCOME
Sales & Royalties                                $ 7,290.00                  $0.00

OPERATING EXPENSES:
Research and development                          14,363.00              42,504.00
Wages                                              7,250.00              11,027.00
Telephone                                          1,656.00               1,021.00
Office expense                                       919.00               2,070.00
Insurance                                              0.00                 266.00
Legal & accounting                                   500.00              12,000.00
Travel                                                77.00               4,299.00
Payroll Taxes                                        617.00                 819.00
State & local taxes                                    0.00               1,374.00
Amortization                                       9,470.00              11,933.00
Depreciation                                       1,686.00               1,648.00
Rent                                               6,293.00               8,304.00
Consulting & professional fees                         0.00              12,398.00
Public relations                                   3,378.00                   0.00
Royalties                                          1,822.00                   0.00
Misc. operating expenses                           6,211.00               1,801.00
                                                ----------            ------------
TOTAL OPERATING EXPENSES                          54,242.00             111,464.00
                                                -----------           ------------
LOSS FROM OPERATIONS                             (46,952.00)           (111,464.00)

OTHER INCOME (DEDUCTION)

Interest earned                                   1,144.00                3,022.00
                                                ----------             -----------
TOTAL OTHER INCOME (DEDUCTION)                    1,144.00                3,022.00
                                                ----------             -----------
NET LOSS                                        (45,808.00)            (108,442.00)
                                                ==========             ===========

Net Loss Per Common Share                           (.0071)                 (.0170)

                Infectech, Inc.
            Statement of Cash Flows
                  (Unaudited)
  For the Nine Months Ended September 30, 1999 and the Nine Months Ended September 30, 1998

                                                    For the            For the
                                                    Nine Months       Nine Months
                                                     Ended              Ended
                                                 Sept. 30, 1999    Sept. 30, 1998
                                                 --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                           ($237,866)         ($228,987)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Amortization                                          27,995             23,051
Depreciation                                           4,794              4,319
Increase (decrease) in payables                       (4,593)             2,077
Increase (decrease) in accrued expenses                2,390              1,141
Expenses exchanged for capital                             0                  0
                                                    --------           --------
NET CASH USED IN OPERATING ACTIVITIES              ($207,280)         ($198,399)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (Purchase) of certificate of deposit            0            200,000
Purchase of equipment                                 (2,450)            (4,505)
Patent costs                                         (55,997)          (179,554)
Increase (decrease) in deposits                          (51)               (82)
Deferred merger & offering costs                           0            (76,070)
                                                     -------             ------
NET CASHED USED IN INVESTING ACTIVITIES             ($58,498)           (60,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Legal fees in connection with issuance of stock       (3,285)                 0
Proceeds from issuance of long-term debt                   0                  0
Proceeds from issuance of common stock               133,234            270,074
                                                    --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES           $129,949           $270,074

NET INCREASE IN CASH AND CASH EQUIVALENTS          ($135,829)            11,464

CASH AND CASH EQUIVALENTS
Beginning of Period                                 $217,295           $295,489

End of Period                                      $  81,466           $306,953

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:
These financial statements are those of a development stage company, Infectech, Inc., that was incorporated in 1989 to develop diagnostic tests for infectious diseases. A paraffin slide technology has been developed that greatly reduces the time required to identify bacteria and diagnose disease. This technology has been patented in the United States, major European countries and Australia.

The Company's operations have consisted primarily of incurring legal costs to obtain patents in the United States and foreign countries and conducting research and development activities.

Cash and Cash Equivalents:
The Company considers highly liquid debt instruments purchased with maturity dates of three months or less to be cash equivalents.

The Company maintains deposits in savings, checking and transfer accounts in one bank located in Hermitage, Pennsylvania. Deposits at times may exceed federally insured amounts.

Equipment:
Equipment is stated at cost. Depreciation is computed on the straight-line method.

Patent Costs:
Patent costs are stated net of amortization. Amortization is computed on the straight-line method over a 17 year period. The company has capitalized only legal fees related to patent rights acquired; all other such costs have been expensed as incurred.

Research and Development Costs:
Research and development costs not directly reimbursable by others, totaling $35,810 in 1992, were charged to expense when stock was issued in exchange for patent rights. Research and development costs are charged to expense when incurred.

Use of Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B - LINE OF CREDIT

The Company has a $10,500 line of credit, all of which was available at September 30, 1999. The line of credit is collateralized by the personal guarantee of a stockholder.

              Infectech, Inc.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations:

Trends and Uncertainties. Demand for the Company's products will be dependent on, among other things, market acceptance of the Company's concept, the quality of its products, government approval and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of the Company's activities will be the receipt of revenues from the sales of its products, the Company's business operations may be adversely affected by the Company's competitors and prolonged recessionary periods.

Capital and Source of Liquidity.   The Company requires substantial
capital in order to meet its ongoing corporate obligations and in order to continue and expand its current and strategic business plans.
Initial working capital has been obtained by the private sale of the Company's Common Shares from November 1996 to present.

For the nine months ended July 31, 1999, the Company had legal fees in connection with the issuance of common stock of $3,285. The Company received proceeds from the issuance of common stock of $133,234 resulting in net cash provided by financing activities of $129,949 for the nine months ended June 30, 1999.

For the nine months ended September 30, 1998, the Company had proceeds from the issuance of common stock of $270,074. As a result, the Company had net cash used in investing activities of $270,074 for the nine months ended September 30, 1999.

For the nine months ended September 30, 1999, the Company had patent costs of $55,997, purchase of equipment of $2,450 and an increase in deposits of $51 resulting in net cash used in investing activities of
$58,498.   The Company anticipates that costs associated with product testing and development will continue to increase.

For the nine months ended September 30, 1998, the Company received $200,000 from the redeption of certificate of deposit. The Company purchased equipment for $4,505 and had patent costs of $179,554 for the
nine months ended September 30, 1998.   The Company had an increase in
deposits of $82 and had deferred merger and offering costs of $76,070
for that same period.   As a result, the Company had net cash used in
investing activities of $60,211 for the nine months ended September 30, 1998.

The Company has a $10,500 line of credit, all of which was available at September 30, 1998. The line of credit is collateralized by the personal guarantee of a stockholder.

On a long-term basis, liquidity is dependent on continuation and expansion of operation and receipt of revenues, additional infusions of
capital and debt financing.   The Company believes that additional
capital and debt financing in the short term will allow the Company to increase its marketing and sales efforts and thereafter result in increased revenue and greater liquidity in the long term. However, there can be no assurance that the Company will be able to obtain additional equity or debt financing in the future, if at all.

Results of Operations.   Since inception, the Company has not received
any material revenues from operations.

For the nine months ended September 30, 1999, the Company had operating
expenses of $54,242.   These expenses consisted primarily of research
and development of $14,363, wages of $7,250, telephone of $1,656, legal and accounting of $500, travel of $77, payroll taxes of $617, rent of $6,293, depreciation and amortization of $11,156, office expense of $919, public relations of $3,378, royalties of $1,822 and miscellaneous operating expenses of $6,211.

For the nine months ended September 30, 1998, the Company had operating
expenses of $111,464.   These expenses consisted primarily of research
and development of $42,504, wages of $11,027, telephone of $1.021, insurance of 266, legal and accounting of $12,000, travel of $4,299, payroll taxes of $819, state and local taxes of $1,374, rent of $8,304, depreciation and amortization of $13,581, office expense of $2,070, consulting and professional fees of $12,398 and miscellaneous operating expenses of $1,801.

Plan of Operation. The Company is in the development stage and has not conducted any significant operations to date or received any operating revenues. The Company may experience problems; delays, expenses and difficulties sometimes encountered by an enterprise in the Company's stage of development, many of which are beyond the Company's control. These include, but are not limited to, unanticipated problems relating to product development, testing, regulatory compliance, manufacturing costs, production and marketing problems, additional costs and expenses that may exceed current estimates and competition.

As of September 30, 1999, the Company had working capital of $81,466. The Company expects to use this capital to continue research and development of patents and for the costs associated with executing an initial public stock offering. The Company believes that the net proceeds from equity financing together with revenues from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures until approximately December 1999. There can be no assurance, however, that the net proceeds from equity financing will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances. Unless growth in the Company's revenues from operations substantially exceeds management's current expectations, by approximately December 1999, the Company will be required to seek additional equity or debt financing to fund the costs of its operations, including continued development of its products. There can be no assurance that additional financing will be available or that, if available, such financing will be on acceptable terms to enable the Company to complete development of or commercialize any of its proposed products or technologies.

The Company is not delinquent in any of its obligations even though the Company has generated limited operating revenues. However, the Company is currently outside of normal vendor terms and continues to negotiate with vendors while the management continues its efforts to raise capital. The Company intends to market its products utilizing cash made available from the private and public sale of its securities. The Company's management is of the opinion that revenues from the sale of its products and the proceeds of the sales of its securities will be sufficient to pay its expenses until additional restaurants can be added pursuant to the initial business plan.

GENERAL - YEAR 2000 ISSUES

The Company has conducted a comprehensive review of its computer systems to identify any business functions that could be affected by the "Year 2000" issue. As the millennium ("Year 2000") approaches, businesses may experience problems as the result of computer programs being written using two digits rather than four to define the
applicable year.   The Company has conducted a comprehensive review of
its computer systems to identify those areas that could be affected by
the "Year 2000" issue.   Any of the Company's programs that have time-
sensitive software may recognize a date using "00" as the year 1900
rather than the year 2000.   If not corrected, this could result in
extensive miscalculations or a major system failure.

The Company relies on industry standard software.   Certain
manufacturers have already provided the Company with upgraded software to address the "Year 2000" issue and the Company believes that its remaining software manufactures will modify their programs accordingly. In the event the remaining manufacturers do not upgrade their software packages, the Company will replace such software with programs that
address the "Year 2000" issue.   The Company believes that by modifying
existing software and converting to new software, the "Year 2000" issue will not pose significant operational problems and is not anticipated to require additional expenditures that would materially impact its financial position or results of operations in any given year.

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events. These events are inherently uncertain, including the progress and results of vendors, suppliers and customers Year 2000 readiness.

                     PART II


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits (numbered in accordance with Item 601 of
      Regulation S-K)

      None

(b)   Reports on Form 8-K

None







                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:                            /s/ Mitchell Felder, MD
                                 ----------------------------
                                 Mitchell Felder, President


November 20, 1999