Form 10QSB
period 2000-03-31
INFECTECH INC
filed 2001-04-10
CIK 1030065

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549
                           FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended March 31, 2000

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

                6,703,060 Shares of Common Stock ($.02 par value)
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

                           PART I

Item 1. Financial Statements:

CONSOLIDATED BALANCE SHEETS

INFECTECH, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

                                                          Unaudited              Audited
                                                          March 31,              Dec 31,
ASSETS                                                      2000                   1999
-------                                                   ---------              --------
CURRENT ASSETS
Cash and cash equivalents                                 $   4,556             $  19,044

EQUIPMENT
Medical equipment                                            45,968                45,968
Less accumulated depreciation                                24,111                22,470
                                                           --------               -------
   NET EQUIPMENT                                             21,857                23,498

OTHER ASSETS
Deposit                                                       2,002                 2,002

Patent costs, net of accumulated amortization
of $137,127 in 2000 and $126,190 in 1999                    582,682               590,409
                                                          ---------               -------
    TOTAL OTHER ASSETS                                      584,684               592,411
                                                          ---------               -------
                                                           $611,097              $634,953
                                                           ========              ========
LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Accounts payable                                            $70,352               $76,887
Accrued payroll taxes                                           629                 2,205
Accrued state taxes                                           2,468                 2,468
                                                            -------                ------
TOTAL CURRENT LIABILITIES                                    73,449                81,560
                                                            -------                ------

LONG-TERM DEBT
Notes Payable                                                25,400                     0

STOCKHOLDERS EQUITY
Common stock -$.02 par value per share
Authorized 20,000,000 shares; issued and
outstanding 6,703,060 shares in 2000
and 6,629,064 shares in 1999                                134,061               132,581
Additional paid-in capital                                2,741,260             2,490,163
Deficit accumulated during the development stage         (2,363,073)          (2,069,351)
                                                         ----------            ----------
TOTAL STOCKHOLDERS EQUITY                                   512,248               553,393
                                                         ----------            ----------
                                                           $611,097              $634,953

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

INFECTECH, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED

                                                                                                  Period from
                                                                                                June 21, 1989
                                                   Three months ended March 31                 (Inception) to
OPERATING INCOME                                   2000                  1999                  March 31, 2000
                                                 ------------------------------------------------------------
Sales and Royalties                              $   7,500              $    0                        $24,459

OPERATING EXPENSES
Research and development                                 0                7,605                       274,420
Wages                                              154,317                5,677                       426,053
Telephone                                            2,650                  889                        42,989
Office Expense                                       3,160                2,990                        38,817
Insurance                                                0                   51                        18,567
Legal and accounting                                 4,557                  441                       279,167
Travel                                               1,405                  777                        83,367
Payroll taxes                                          176                  592                        11,543
State and local taxes                                  532                2,621                        16,811
Amortization                                        10,937                8,925                       139,968
Depreciation                                         1,642                1,554                        24,113
Rent                                                 5,499                5,015                       101,066
Consulting and professional fees                   107,766               11,610                       736,227
Public relations                                     5,971                    0                       164,258
Royalties                                            1,918                    0                         5,746
Miscellaneous operating expenses                       734                2,758                        36,724
MD-diagnostics com. Expenses                            99                    0                        42,929
                                                  --------               -------                      -------
Total operating expenses                           301,363               51,505                     2,442,765
                                                  --------               -------                   ----------
Loss from operations                              (293,863)             (51,505)                  (2,418,306)

OTHER INCOME
Interest expense                                         0                    0                         (661)
Interest Income                                        141                2,063                        55,894
Net Loss                                         $(293,722)            $(49,442)                 $(2,363,073)
                                                 =========             =========                 ============
BASIC LOSS PER SHARE                                  (.04)            $   (.01)
                                                ===========            =========
WEIGHTED AVERAGE SHARES                          6,645,370             6,366,771

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

INFECTECH, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED

                                                                                                 Period from
                                                                                               June 21, 1989
                                              Three months ended March 31                     (Inception) to
                                               2000                 1999                      March 31, 2000
                                              --------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                     $ (293,722)           $(49,422)                    $(2,363,073)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Amortization                                     10,936               8,925                          139,967
Depreciation                                      1,640               1,554                           24,111
Increase (decrease) in payables                  (5,233)                551                           69,860
Increase (decrease) in accrued expenses          (2,878)                509                            2,857
Expenses exchanged for capital                  252,577                   0                        1,063,890
                                               --------              -------                       ----------
Net cash used in operating activities           (36,680)            (37,883)                      (1,062,388)
                                               --------             --------                      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment                                 0                   0                          (45,969)
Patent Costs                                     (3,208)            (11,253)                        (720,648)
Increase in deposits                                  0                 135                           (2,002)
                                                 -------             -------                        ---------
Net cash used in investing activities            (3,208)            (11,118)                        (768,619)
                                                 -------             ------                         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Fees in connection with issuance of stock             0                   0                          (87,348)
Proceeds from issuance of long-term debt         25,400                   0                          195,965
Proceeds from issuance of common stock                0                   4                        1,726,946
                                                -------            --------                        ---------
Net cash provided by financing activities        25,400                  34                        1,835,563
                                                -------            --------                        ---------
Net decrease in cash and cash equivalents       (14,488)            (48,967)                           4,556

CASH AND CASH EQUIVALENTS
Beginning of period                              19,044             217,295                                0
End of period                                $    4,556           $ 168,328                      $     4,556
                                             ==========           =========                      ===========
CASH WAS PAID FOR
Interest                                    $         0           $       0                      $     (661)

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INFECTECH, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE ENTERPRISE)
THREE MONTHS ENDED MARCH 30,2000
UNAUDITED

NOTE A - BASIS OF PRESENTATION

These unaudited financial statements are those of a development stage company, Infectech, Inc., that was incorporated in 1989 to develop diagnostic tests for infectious diseases and one 95% owned subsidiary. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to form I O-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the company's results for the three month period ended March 30, 2000. These results are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

              Infectech, Inc.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations:

Trends and Uncertainties. Demand for Infectech's products will be dependent on, among other things, market acceptance of Infectech's concept, the quality of its products, government approval and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of Infectech's activities will be the receipt of revenues from the sales of its products, Infectech's business operations may be adversely affected by Infectech's competitors and prolonged recessionary periods.

Capital and Source of Liquidity.   Infectech requires substantial
capital in order to meet its ongoing corporate obligations and in order to continue and expand its current and strategic business plans.
Initial working capital has been obtained by the private sale of Infectech's common shares from November 1996 to present.

For the three months ended March 31, 2000, Infectech received proceeds from the issuance of long term debt of $of $25,400 resulting in net cash provided by financing activities of $25,400 for the three months ended March 31, 2000.

For the three months ended March 31, 1999, Infectech had proceeds from the issuance of common stock of $34. As a result, Infectech had net cash provided by financing activities of $34 for the three months ended March 31, 1999.

For the three months ended March 31, 2000, Infectech had patent costs of $3,208 resulting in net cash used in investing activities of $3,208. Infectech anticipates that costs associated with product testing and development will continue to increase.

For the three months ended March 31, 1999, Infectech had patent costs
of $11,253.   Infectech had an increase in deposits of $135.  As a
result, Infectech had net cash used in investing activities of $11,118 for the three months ended March 31, 1999.

On a long-term basis, liquidity is dependent on continuation and expansion of operation and receipt of revenues, additional infusions of
capital and debt financing.   Infectech believes that additional
capital and debt financing in the short term will allow Infectech to increase its marketing and sales efforts and thereafter result in increased revenue and greater liquidity in the long term. However, there can be no assurance that Infectech will be able to obtain additional equity or debt financing in the future, if at all.

Results of Operations.   Since inception, Infectech has not received
any material revenues from operations.   Sales and royalties for the
three months ended March 31, 2000 were $7,500.

Research and development expenses were $0 for the three months ended March 31, 2000 compared to $7,605 for the three months ended March 31,
1999.   This decrease was due to research activities for its patents
being shifted to work done internally in 1999.   Wages increased to
$154,317 for the three months ended March 31, 2000 from $5,677 for the
three months ended March 31, 1999.   This was the result from one
employee working full time in research and development starting the
later part of 1998.   Legal and accounting increased to $4,557 for the
three months ended March 31, 2000 compared to $441 for the three months ended March 31, 1999.

Consulting and professional fees increased to $107,766 for the three months ended March 31, 2000 from $11,610 for the three months ended
March 31, 1999.   This increase is due to increasing activity with
consultants regarding marketing and commercialization of Infectech's product.

Insurance expense decreased from $51 for the three months ended March 31, 1999 to $0 for the three months ended March 31, 2000 since
Infectech discontinued life insurance coverage on its officers.

Public relation expenses were $5,499 for the three months ended March 31, 2000 versus -0- for the three months ended March 31, 1999. This is due again to Infectech starting to market its product. Infectech incurred $99 in expenses for the three months ended March 31, 2000 in connection with its subsidiary, MD-Diagnostics.com, Inc. to develop internet sites for medical diagnostics compared to $-0- for the three months ended March 31, 1999.

Plan of Operation. Infectech is in the development stage and has not conducted any significant operations to date and has received only minimal royalty revenues. Infectech may experience problems; delays, expenses and difficulties sometimes encountered by an enterprise in Infectech's stage of development, many of which are beyond Infectech's control. These include, but are not limited to, unanticipated problems relating to product development, testing, regulatory compliance, manufacturing costs, production and marketing problems, additional costs and expenses that may exceed current estimates and competition.

Infectech has funding needs of approximately $1.2 million. Infectech shall seek equity or debt financing for intellectual Property ($30,000), research and development for Tuberculosis Pseudomonas ($814,400), legal expense for patents ($263,419) and internet research and development ($50,000). This does not include Infectech's working
capital need.   Research and development expenses will be dependent on
the availability of funds.   Infectech does not expect any additional
purchases of plant and equipment.   There are no expected significant
changes in the number of employees. If Infectech obtained funding, support type of employees such as secretarial, etc, may be required.

As of March 31, 2000, Infectech had very little working capital. Infectech expects to use this minimum capital to continue research and development of patents and for the costs associated with executing an initial public stock offering. Infectech believes that the net proceeds from equity financing together with revenues from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures until approximately December 2001. There can be no assurance, however, that the net proceeds from equity financing will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances. Unless growth in Infectech's revenues from operations substantially exceeds management's current expectations, by approximately December 2001, Infectech will be required to seek additional equity or debt financing to fund the costs of its operations, including continued development of its products. There can be no assurance that additional financing will be available or that, if available, such financing will be on acceptable terms to enable Infectech to complete development of or commercialize any of its proposed products or technologies.

Infectech is not delinquent in any of its obligations even though
Infectech has generated limited operating revenues.    Infectech
intends to market its products utilizing cash made available from the private and public sale of its securities. Infectech's management is of the opinion that revenues from the sale of its products and the proceeds of the sales of its securities will be sufficient to pay its expenses until its business plan can be fully implemented.

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


April 5, 2001