Form 10QSB
period 2000-06-30
INFECTECH INC
filed 2001-04-10
CIK 1030065

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549
                           FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended June 30, 2000

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

                   6,822,185 Shares of Common Stock ($.02 par value)
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

                           PART I

Item 1. Financial Statements:



CONSOLIDATED BALANCE SHEETS
INFECTECH, INC.  AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

                                                            Unaudited                     Audited
                                                             June 30,                     Dec 31,
ASSETS                                                         2000                        1999
CURRENT ASSETS
Cash and cash equivalents                                  $    1,125                    $  19,044

EQUIPMENT
Medical equipment                                              45,968                       45,968
Less accumulated depreciation                                  25,753                       22,470
                                                              -------                       ------
NET EQUIPMENT                                                  20,215                       23,498

OTHER ASSETS
Deposit                                                         2,002                        2,002

Patent costs, net of accumulated amortization
of $148,309 in 2000 and $126,190 in 1999                      575,759                      590,409
                                                              -------                      -------
TOTAL OTHER ASSETS                                            577,761                      592,411
                                                             --------                      -------
                                                             $599,101                     $634,953
                                                             ========                     ========
LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Accounts payable                                             $  93,133                    $ 76,887
Accrued payroll taxes                                              444                       2,205
Accrued state taxes                                              2,468                       2,468
                                                             ---------                    --------
TOTAL CURRENT LIABILITIES                                       96,045                      81,560
                                                             ---------                      ------
LONG-TERM DEBT
Notes payables                                                  25,400                           0

STOCKHOLDERS EQUITY
Common stock -$.02 par value per share
Authorized 20,000,000 shares; issued and
outstanding 6,822,185 shares in 2000
and 6,629,064 shares in 1999                                    136,444                    132,581
Additional paid-in capital                                    2,824,502                  2,490,163
Deficit accumulated during the development stage             (2,483,290)                (2,069,351)
                                                             ----------                  ----------
TOTAL STOCKHOLDERS EQUITY                                       477,656                    553,393
                                                              ---------                  ---------
                                                              $ 599,101                  $ 634,953
                                                              =========                  ==========

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

INFECTECH, INC.  AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED

                                                                                                  Period from
                                                                                                June 21, 1989
                            Three months ended June 30     Six months ended June 30            (Inception) to
OPERATING INCOME               2000             1999         2000             1999              June 30, 2000
                            ---------------------------------------------------------------------------------
Sales and Royalties          $10,895          $      0     $ 18,395        $       0             $   35,354

OPERATING EXPENSES
Research and development       8,539            27,384        8,539           34,989                282,959
Wages                          1,243             7,402      155,560           13,079                427,296
Telephone                      2,386             5,561        5,036            6,450                 45,375
Office Expense                 3,032             5,765        6,192            8,755                 41,849
Insurance                          0                 0            0               51                 18,567
Legal and accounting               0            14,277        4,557           14,718                279,167
Travel                           700            41,880        2,106            5,657                 84,068
Payroll taxes                      0               708          176            1,300                 11,543
State and local taxes              0                 0          534            2,621                 16,813
Amortization                  11,182             9,600       22,119           18,525                151,150
Depreciation                   1,641             1,554        3,283            3,108                 25,754
Rent                           7,439             3,431       12,938            8,446                108,505
Consulting and professional
  Fees                        89,973             4,331      197,739           15,941                826,200
Public relations               1,000            26,810        6,971           26,810                165,258
Royalties                      3,290                 0        5,207                0                  9,035
Miscellaneous operating expenses 612             2,451        1,346            5,209                 37,336
MD-diagnostics com. Expenses      99            30,614          198           30,614                 43,028
                             -------           --------     -------          -------              ---------
Total operating expenses     131,138           144,768      432,501          196,273              2,573,903
                            --------           -------      -------          -------              ---------
Loss from operations        (102,243)         (144,768)    (414,106)        (196,273)            (2,538,549)

OTHER INCOME (DEDUCTIONS)
Interest expense                   0                  0           0                0                   (661)
Interest Income                   26              1,998         167            4,061                 55,920
                           ----------          ---------  ----------        --------            ------------
Net Loss                   $(120,217)         $(142,770)  $(413,939)       $(192,212)           $(2,483,290)
                           =========          =========   =========        =========            ============
BASIC LOSS PER SHARE       $    (.02)         $    (.02)  $    (.06)       $    (.03)
                           ==========         ==========  ==========       ==========
WEIGHTED AVERAGE SHARES   6,733,823          6,487,617   6,765,385        6,427,845

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

INFECTECH, INC.  AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED

                                                                                           Period from
                                                                                         June 21, 1989
                                         Six months ended June 30                       (Inception) to
                                         2000                1999                        June 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                 $ (413,939)         $ (192,212)                 $ (2,483,290)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Amortization                                 22,119              18,525                       151,150
Depreciation                                  3,282               3,108                        25,753
Increase (decrease) in payables              16,245              11,373                        91,338
Increase (decrease) in accrued expenses      (1,760)                663                         3,975
Expenses exchanged for capital              323,202                   0                     1,134,515
                                           --------            --------                   -----------
Net cash used in operating activities       (50,851)           (158,543)                   (1,076,559)
                                           --------             -------                   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment                             0                   0                       (45,969)
Patent Costs                                 (7,468)            (43,488)                     (724,908)
Increase in deposits                              0                 (50)                       (2,002)
                                             -------            -------                      ---------
Net cash used in investing activities        (7,468)            (43,538)                     (772,879)
                                             ------             -------                       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Fees in connection with issuance of stock         0              (2,585)                      (87,348)
Proceeds from issuance of long-term debt     25,400                   0                       195,965
Proceeds from issuance of common stock       15,000             133,234                     1,741,946
                                             ------            --------                     ---------
Net cash provided by financing activities    40,400             130,649                     1,850,563
                                            -------             -------                     ---------
Net decrease in cash and cash equivalents   (17,919)            (71,432)                        1,125

CASH AND CASH EQUIVALENTS
Beginning of period                          19,044             217,295                             0
End of period                            $    1,125            $145,863                   $     1,125
                                         ==========            ========                   ===========
CASH WAS PAID FOR
Interest                                 $        0            $      0                   $       661
                                         ==========           =========                   ===========

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INFECTECH, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE ENTERPRISE)
SIX MONTHS ENDED JUNE 30,2000
UNAUDITED

NOTE A - BASIS OF PRESENTATION

These unaudited financial statements are those of a development stage company, Infectech, Inc., that was incorporated in 1989 to develop diagnostic tests for infectious diseases and one 95% owned subsidiary. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the company's results for the six month period ended June 30, 2000. These results are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

For the six months ended June 30, 2000, Infectech received proceeds from the issuance of long term debt of $25,400 and proceeds from the issuance of common stock of $15,000 resulting in net cash provided by financing activities of $40,400 for the six months ended June 30, 2000.

For the six months ended June 30, 1999, Infectech had fees in connection with the issuance of stock of $2,585 and had proceeds from the issuance of common stock of $133,234. As a result, Infectech had net cash provided by financing activities of $130,649 for the six months ended June 30, 1999.

For the six months ended June 30, 2000, Infectech had patent costs of $7,468 resulting in net cash used in investing activities of $7,468. Infectech anticipates that costs associated with product testing and development will continue to increase.

For the six months ended June 30, 1999, Infectech had patent costs of
$43,488.   Infectech had an increase in deposits of $50.  As a result,
Infectech had net cash used in investing activities of $43,538 for the six months ended June 30, 1999.

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

Results of Operations.   Since inception, Infectech has not received
any material revenues from operations.   Sales and royalties for the
six months ended June 30, 2000 were $18,395.

Research and development expenses were $8,539 for the six months ended June 30, 2000 compared to $34,989 for the six months ended June 30,
1999.   This decrease was due to research activities for its patents
being shifted to work done internally in 1999.   Wages increased to
$155,560 for the six months ended June 30, 2000 from $13,079 for the
six months ended June 30, 1999.   This was the result from one
employee working full time in research and development starting the
later part of 1998.   Legal and accounting increased to $4,557 for the
six months ended June 30, 2000 compared to $14,718 for the six months ended June 30, 1999.

Consulting and professional fees increased to $197,739 for the six months ended June 30, 2000 from $15,941 for the six months ended June
30, 1999.   This increase is due to increasing activity with
consultants regarding marketing and commercialization of Infectech's product.

Public relation expenses were $6,971 for the six months ended June 30, 2000 versus $26,810 for the six months ended June 30, 1999.
Infectech incurred $198 in expenses for the six months ended June 30, 2000 in connection with its subsidiary, MD-Diagnostics.com, Inc. to develop internet sites for medical diagnostics compared to $30,614 for the six months ended June 30, 1999.

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

As of June 30, 2000, Infectech had very little working capital. Infectech expects to use this minimum capital to continue research and development of patents and for the costs associated with executing an initial public stock offering. Infectech believes that the net proceeds from equity financing together with revenues from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures until approximately December 2001. There can be no assurance, however, that the net proceeds from equity financing will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances. Unless growth in Infectech's revenues from operations substantially exceeds management's current expectations, by approximately December 2001, Infectech will be required to seek additional equity or debt financing to fund the costs of its operations, including continued development of its products. There can be no assurance that additional financing will be available or that, if available, such financing will be on acceptable terms to enable Infectech to complete development of or commercialize any of its proposed products or technologies.

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