Form 10QSB
period 2000-09-30
INFECTECH INC
filed 2001-04-10
CIK 1030065

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549
                           FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended September 30, 2000

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

                   6,960,509 Shares of Common Stock ($.02 par value)
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

                           PART I

Item 1. Financial Statements:

CONSOLIDATED BALANCE SHEETS

INFECTECH, INC.  AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

                                                           Unaudited         Audited
                                                          September 30,      Dec 31,
ASSETS                                                       2000              1999
CURRENT ASSETS
Cash and cash equivalents                                 $    2,604      $   19,044
Prepaid rent                                                     550               0
                                                           ---------        --------
TOTAL CURRENT ASSETS                                           3,154          19,044

EQUIPMENT
Medical equipment                                             45,968          45,968
Less accumulated depreciation                                 27,395          22,470
                                                            --------          ------
NET EQUIPMENT                                                 18,573          23,498

OTHER ASSETS
Deposit                                                        2,002           2,002

Patent costs, net of accumulated amortization
of $158,991 in 2000 and $126,190 in 1999                     567,387         590,409
TOTAL OTHER ASSETS                                           569,389         592,411
                                                           ----------       --------
                                                            $591,116        $634,953
                                                           =========        ========
LIABILITIES AND STOCKHOLDERS EOUITY

CURRENT LIABILITIES
Accounts payable                                           $  97,838        $ 76,887
Accrued payroll taxes                                            430           2,205
Accrued state taxes                                            2,468           2,468
                                                            --------         -------
TOTAL CURRENT LIABILITIES                                    100,736          81,560
                                                           ---------         -------
LONG-TERM DEBT
Notes payable                                                 29,593               0

STOCKHOLDERS EQUITY
Common stock -$.02 par value per share
Authorized 20,000,000 shares; issued and
outstanding 6,960,509 shares in 2000
and 6,629,064 shares in 1999                                 139,211         132,581
Additional paid-in capital                                 2,916,560       2,490,163
Deficit accumulated during the development stage          (2,594,984)     (2,069,351)
                                                          ----------      ----------
TOTAL STOCKHOLDERS EQUITY                                    460,787         553,393
                                                          ----------      ----------
                                                            $591,116        $634,953
                                                          ==========        ========

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

INFECTECH, INC.  AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED

                                                                                                  Period from
                                                                                                June 21, 1989
                           Three months ended September 30     Nine months ended September 30  (Inception) to
OPERATING INCOME            2000             1999               2000                 1999      Sept. 30, 2000
                         ------------------------------------------------------------------------------------
Sales and Royalties        $  2,872        $ 7,290            $21,267               $7,290            $38,226

OPERATING EXPENSES
Research and development          0         14,363              8,539               49,352            282,959
Wages                         1,307         73,513            156,868               86,592            428,604
Telephone                     1,122          1,656              6,157                8,106             46,496
Office Expense                1,054            919              7,246                9,674             42,903
Insurance                         0              0                  0                   51             18,567
Legal and accounting          1,590        101,341              6,147              116,059            280,757
Travel                        1,400            (77)             3,506                5,580             85,468
Payroll taxes                    83            617                259                1,917             11,626
State and local taxes           190              0                724                2,621             17,003
Amortization                 10,682          9,470             32,801               27,995            161,832
Depreciation                  1,642          1,686              4,925                4,794             27,396
Rent                          3,697          6,293             16,635               14,739            112,202
Consulting and professional
  Fees                        4,812          3,785            202,552               19,726            831,013
Public relations             84,625          3,378             91,596               30,188            249,883
Royalties                       713          1,822              5,919                1,822              9,747
Miscellaneous operating expenses1,652        6,211              2,995               11,420             38,985
MD-diagnostics corn. Expenses     0              0                198               30,614             43,028
                            -------        -------            -------              -------         ----------
Total operating expenses    114,569        224,977            547,067              421,250          2,688,469
                            -------        -------            -------              -------          ---------
Loss from operations       (111,697)      (217,687)          (525,800)            (413,960)       (2,650,243)

OTHER INCOME (DEDUCTIONS)
Interest expense                  0             0                   0                    0              (661)
Interest Income                   1         1,144                 167                5,205             55,920
                          ----------     ---------          ---------            ---------       ------------
Net Loss                  $(111,696)     (216,543)          $(525,633)           $(408,755)     $ (2,594,984)
                          ==========     ========           =========            =========      =============
BASIC LOSS PER SHARE       $   (.02)    $    (.03)          $    (.08)           $    (.06)
                              ======         =====          =========            ==========
WEIGHTED AVERAGE SHARES   6,892,355     6,480,784           6,808,017             6,436,972

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

INFECTECH, INC.  AND SUBSEDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED

                                                                                                  Period from
                                                                                                June 21, 1989
                                                  Nine months ended September 30               (Inception) to
                                                   2000                1999                    Sept. 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                        $ (525,633)           (408,755)                 $ (2,594,984)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Amortization                                        32,801              27,995                        161,832
Depreciation                                         4,925               4,794                         27,396
(Increase) decrease in prepaid expenses               (550)                  0                          (550)
Increase (decrease) in payables                     20,949              (4,593)                        96,042
Increase (decrease) in accrued expenses             (1,774)              2,390                          3,961
Expenses exchanged for capital                     407,828             167,604                      1,219,141
                                                   -------             -------                      ---------
Net cash used in operating activities              (61,454)           (210,565)                   (1,087,162)
                                                   -------            ---------                   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment                                   0               (2,450)                      (45,969)
Patent Costs                                        (9,778)            (55,997)                     (727,218)
Increase in deposits                                    0                  (51)                       (2,002)
                                                   -------             -------                      ---------
Net cash used in investing activities               (9,778)            (58,498)                     (775,189)
                                                   -------             --------                     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Fees in connection with issuance of stock                0                   0                       (87,348)
Proceeds from issuance of long-term debt            29,593                   0                        200,158
Proceeds from issuance of common stock              25,199             133,234                      1,752,145
                                                   -------             -------                      ---------
Net cash provided by financing activities           54,792             133,234                      1,864,955
                                                   -------             -------                      ---------
Net decrease in cash and cash equivalents          (16,440)           (135,829)                         2,604

CASH AND CASH EQUIVALENTS
Beginning of period                                 19,044             217,295                              0
End of period                                  $     2,604              81,466                     $    2,604
                                               ===========           =========                      =========
CASH WAS PAID FOR
Interest                                       $         0         $         0                     $      661
                                               ===========          ==========                      =========

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INFECTECH, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE ENTERPRISE)
NINE MONTHS ENDED SEPTEMBER 30,2000


NOTE A - BASIS OF PRESENTATION

These unaudited financial statements are those of a development stage company, Infectech, Inc., that was incorporated in 1989 to develop diagnostic tests for infectious diseases and one 95% owned subsidiary. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the company's results for the nine month period ended September 30, 2000. These results are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

For the nine months ended September 30, 2000, Infectech received proceeds from the issuance of long term debt of $29,593 and proceeds from the issuance of common stock of $25,199 resulting in net cash provided by financing activities of $54,792 for the nine months ended September 30, 2000.

For the nine months ended September 30, 1999 had proceeds from the issuance of common stock of $133,234. As a result, Infectech had net cash provided by financing activities of $133,235 for the nine months ended September 30, 1999.

For the nine months ended September 30, 2000, Infectech had patent costs of $9,778 resulting in net cash used in investing activities of
$9,778.   Infectech anticipates that costs associated with product
testing and development will continue to increase.

For the nine months ended September 30, 1999, Infectech had patent costs of $55,997 and purchased equipment of $2,450. Infectech had an increase in deposits of $51. As a result, Infectech had net cash used in investing activities of $58,498 for the nine months ended September 30, 1999.

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

Results of Operations.   Since inception, Infectech has not received
any material revenues from operations.   Sales and royalties for the
nine months ended September 30, 2000 were $21,267.

Research and development expenses were $8,539 for the nine months ended September 30, 2000 compared to $49,352 for the nine months ended
September 30, 1999.   This decrease was due to research activities for
its patents being shifted to work done internally in 1999.   Wages
increased to $156,868 for the nine months ended September 30, 2000 from
$86,592 for the nine months ended September 30, 1999.   This was the
result from one employee working full time in research and development
starting the later part of 1998.   Legal and accounting increased to
$6,147 for the nine months ended September 30, 2000 compared to $116,059 for the nine months ended September 30, 1999.

Consulting and professional fees increased to $202,552 for the nine months ended September 30, 2000 from $19,726 for the nine months ended
September 30, 1999.   This increase is due to increasing activity with
consultants regarding marketing and commercialization of Infectech's product.

Public relation expenses were $91,596 for the nine months ended September 30, 2000 versus $30,188 for the nine months ended September
30, 1999.   Infectech incurred $198 in expenses for the nine months
ended September 30, 2000 in connection with its subsidiary, MD-Diagnostics.com, Inc. to develop internet sites for medical diagnostics compared to $30,614 for the nine months ended September 30, 1999.

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

As of September 30, 2000, Infectech had very little working capital. Infectech expects to use this minimum capital to continue research and development of patents and for the costs associated with executing an initial public stock offering. Infectech believes that the net proceeds from equity financing together with revenues from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures until approximately December 2001. There can be no assurance, however, that the net proceeds from equity financing will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances. Unless growth in Infectech's revenues from operations substantially exceeds management's current expectations, by approximately December 2001, Infectech will be required to seek additional equity or debt financing to fund the costs of its operations, including continued development of its products. There can be no assurance that additional financing will be available or that, if available, such financing will be on acceptable terms to enable Infectech to complete development of or commercialize any of its proposed products or technologies.

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